Form 10-K405
period 2000-12-31
FIRST SECURITY AUTO OWNER TRUST 1999 1
filed 2001-03-23
CIK 1079085

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended                                      December 31, 2000
Commission File Number                                              333-70003-01

                   FIRST SECURITY AUTO OWNER TRUST 1999-1
            (Exact name of registrant as specified in its charter)
State of incorporation                                                  Delaware
I.R.S. Employer Identification No.                                    87-6242432
Address of principal executive offices             79 South Main, P.O. Box 30006
                                                            Salt Lake City, Utah
Zip Code                                                              84130-0006
Registrant's telephone number, including area code                (801) 246-5891

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

   The following table describes the current property of the Trust, and is a summary of the monthly reports filed previously on Form 8-K during 2000.

First Security Auto Owner Trust 1999-1
Annual Summary of Monthly Statements to Noteholders
Servicer:  First Security Bank, N.A.

For the Period December 26, 1999 Through December 25, 2000

                                                                        Totals

(i)  Principal Distribution                                     262,853,231.32
          Class A-1  Amount                                                -
          Class A-2  Amount                                     127,326,501.10
          Class A-3  Amount                                     121,306,370.40
          Class A-4  Amount                                                -
          Class B Amount                                         14,220,359.81
(ii)  Interest Distribution                                      29,691,254.88
          Class A-1  Amount                                                -
          Class A-2  Amount                                       1,779,150.18
          Class A-3  Amount                                      11,743,373.06
          Class A-4  Amount                                      14,464,800.00
          Class B Amount                                          1,703,931.64

(iii)  Basic Servicing Fee                                        5,248,657.07
(iv)  Outstanding Advances (end of preceding collection period)            -
(v)  Aggregate Receivables (end of preceding collection period) 407,800,019.11

(vi)  Class A-1 Note Balance (end of Collection Period)                    -
       Class A-1 Pool Factor (end of Collection Period)                    -
       Class A-2 Note Balance (end of Collection Period)                   -
       Class A-2 Pool Factor (end of Collection Period)                    -

       Class A-3 Note Balance (end of Collection Period)        118,693,629.59
       Class A-3 Pool Factor (end of Collection Period)              0.4945568
       Class A-4 Note Balance (end of Collection Period)        252,000,000.00
       Class A-4 Pool Factor (end of Collection Period)              1.0000000
       Class B Note Balance (end of Collection Period)           21,205,361.34
       Class B Pool Factor (end of Collection Period)                0.4676202

      Total Pool Balance (end of Collection Period)             391,898,990.93

(vii)  Realized Losses                                            9,294,676.32

(vii)  Noteholders Interest Carryover Shortfall                            -
       Noteholders Principal Carryover Shortfall                           -

(ix)  Aggregate Purchase Amount of Receivables Repurchased by
       the Sellers or purchased by Servicers                               -

(x)  Reserve Account Balance                                     20,056,955.61
     Average Delinquency Ratio                                          0.9211%
     Average Net Loss Ratio                                             1.8730%
     Specified Reserve Account Balance                           35,270,909.18

(xi)  Gross Loss Ratio                                                    2.03%

   As a result of the operation of the Pooling and Servicing Agreement and the Yield Supplement Agreement, the distributions of principal and interest due to Noteholders during 2000 were all paid in full and on time.

   The following table shows the credit quality of the Trust's portfolio of receivables in terms of delinquency and aggregate net loss data including: the number of such contracts and their percentage of the total loan pool; and the amount of such contracts and their percentage of the total loan pool.

As of December 31, 2000:
                                      Contracts            Amounts
Type                                    #       %               $      %
-----------------------------       -----   -----   -------------  -----
(i)    30 - 59 Days                   820   2.02%    8,139,512.08  2.08%
(ii)   60 - 89 Days                   296   0.73%    2,896,767.57  0.74%
(iii)  90 or More Days Delinquent     104   0.26%    1,070,622.51  0.27%
Total 30 or More Days Delinquent    1,220   3.01%   12,106,902.16  3.09%
Cumulative Aggregate Net Losses                      9,957,026.39  0.99%

Item 3. Legal Proceedings
   There were no material legal proceedings pending at December 31, 2000 that would have a materially adverse effect on the Trust, the Bank, the Trustee, or the Underwriters in the performance of their obligations to the holders and beneficial owners of the Notes of the Trust.

Item 4. Submission of Matters to a Vote of Security Holders
   There were no matters submitted to a vote of Noteholders in 2000.

Part II

Item 5. Market for Registrant's Common Equity and Related Security Holder
         Matters
   The holder of record of all the Notes as of December 31, 2000, was Cede & Co., the nominee of The Depository Trust Company (DTC) in the United States. Direct participants active in the DTC system include securities brokers and dealers, banks, trust companies, and clearing corporations. The Notes are not listed on any exchange.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
   None.

Part III

Item 10. Directors and Executive Officers
   Omitted per No-Action Letter dated March 21, 1989.

Item 11. Executive Compensation
   Omitted per No-Action Letter dated March 21, 1989.

Item 12. Security Ownership of Certain Beneficial Owners and Management
   (a) The holder of record of all of the Notes as of December 31, 2000, was Cede & Co., the nominee of The Depository Trust Company (DTC) in the
United States. Direct participants active in the DTC system include securities brokers and dealers, banks, trust companies, and clearing corporations.
   (b) and (c) Because the Trust does not have any directors or officers, and since the usual meaning of control is not applicable to the Trust, no response is made to subparagraphs (b) and (c) per No-Action Letter dated March 21, 1989.

Item 13. Certain Relationships and Related Transactions
   There have been no transactions during 2000 between the Trustee, the Trust, and/or the Bank that qualify for disclosure under Item 404 of Regulation S-K.

   During 2000, the Bank received a total of $5,248,657 in compensation for servicing the Trust portfolio. For its services to the Trust, the Trustee receives $5,000 for the first full year and $4,000 each year thereafter.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
   (a) Exhibit Index
      1.1 Form of Underwriting Agreement (Ex. 1.1 to the Trust's Registration Statement on Form S-1, Reg. No. 333-35847, incorporated by reference.)
      4.1 Form of Indenture between the Owner Trustee and the Indenture Trustee, including the form of Notes as exhibits thereto (Ex. 4.1 to the Trust's Registration Statement on Form S-1, Reg. No. 333-35847, incorporated by reference.)
      4.2 Form of Owner Trust Agreement between First Security Bank, N.A. and the Owner Trustee (Ex. 4.2 to the Trust's Registration Statement on Form S-1, Reg. No. 333-35847, incorporated by reference.)
      4.3 Form of Owner Trust Sale and Servicing Agreement between First Security Bank, N.A. and the Trust (Ex. 4.3 to the Trust's Registration
        Statement on Form S-1, Reg. No. 333-35847, incorporated by reference.)
      4.4 Form of Administration Agreement (Ex. 4.4 to the Trust's Registration
        Statement on Form S-1, Reg. No. 333-35847, incorporated by reference.)
      4.5 Form of Grantor Trust Pooling and Servicing Agreement between First Security Bank, N.A. and the Trust, including the form of Class A Certificate and the form of Class B Certificate and Yield Supplement Agreement and exhibits thereto (Ex. 4 to the Trust's Registration Statement on Form S-1, Reg. No. 333-35847, incorporated by reference.)
      99, Officer's Certificate
   (b) Financial Statement Schedules and Reports on Form 8-K
      In lieu of audited financial statements, the Registrant issues a monthly Statement to Certificate Holders report containing aggregate financial data for each month that the Trust was in operation. These are reported on Form 8-K. These reports are not audited.

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

FIRST SECURITY AUTO OWNER TRUST 1999-1

By
FIRST SECURITY BANK, N.A.
(Seller and Servicer)



/s/ Brad D. Hardy                                         March 22, 2001
_______________________________________________________   ____________________
Brad D. Hardy                                             Date
Authorized Officer

Exhibit 99
FIRST SECURITY AUTO OWNER TRUST 1999-1
OFFICER'S CERTIFICATE

Kevin Wilson
Client Services Administrator
Bankers Trust Company
Corporate Trust & Agency Group
Four Albany Street, 10th Floor
New York, New York 10006

Dear Mr. Wilson:

   This letter serves as the Officer's Certificate according to Section 3.10 of the Pooling and Servicing Agreement dated February 25, 1999 for the First Security Auto Owner Trust 1999-1
   In accordance with Section 3.10:
   (i) a review of the activities First Security Bank, N.A. (the Bank) with respect to its servicing for the period of December 26, 1999 through December 25, 2000 and the performance of its obligations under this Agreement has been made under such officer's supervision; and
   (ii) to the best of such officer's knowledge, based on such review, the Bank has fulfilled all of its obligations under this Agreement throughout this period, and there are no known defaults of the Bank under the Pooling and Servicing Agreement.
   Please contact us if you have any questions.

Sincerely,



/s/ Brad D. Hardy                                         March 22, 2001
_______________________________________________________   ____________________
Brad D. Hardy                                             Date
Authorized Officer